Form 10-Q
period 1996-09-30
SWIFT ENERGY PENSION PARTNERS 1994-D LTD
filed 1996-11-14
CIK 943479

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended SEPTEMBER 30, 1996

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_____________to______________

                      Commission File number: 33-37983-30


                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
             (Exact name of registrant as specified in its charter)


                  TEXAS                            76-0451889
      (State or other jurisdiction              (I.R.S. Employer
          of organization)                     Identification No.)


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

Yes  X      No
   -----      -----

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.

                                     INDEX




PART I.    FINANCIAL INFORMATION                                           PAGE


      ITEM 1.    FINANCIAL STATEMENTS

            Balance Sheets

                - September 30, 1996 and December 31, 1995                   3

            Statements of Operations

                - Three month and nine month periods ended
                  September 30, 1996 and 1995                                4

            Statements of Cash Flows

                - Nine month periods ended September 30, 1996 and 1995       5

            Notes to Financial Statements                                    6

      ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS                         8

PART II.    OTHER INFORMATION                                               10


SIGNATURES                                                                  11

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.

                                 BALANCE SHEETS




                                                 SEPTEMBER 30,   DECEMBER 31,
                                                    1996            1995
                                                 ------------   ------------
                                                 (Unaudited)

ASSETS:

Current Assets:
     Cash and cash equivalents                   $    631,928   $    725,529
     Nonoperating interests income receivable         133,590         19,644
     Other                                              7,917

                                                 ------------   ------------
          Total Current Assets                        773,435        745,173
                                                 ------------   ------------
Nonoperating interests in oil and gas
     properties, using full cost accounting         2,843,556      2,515,933
Less-Accumulated amortization                        (304,759)      (162,651)
                                                 ------------   ------------
                                                    2,538,797      2,353,282
                                                 ------------   ------------
                                                 $  3,312,232   $  3,098,455
                                                 ============   ============


LIABILITIES AND PARTNERS' CAPITAL:

Current Liabilities:
     Payable related to property acquisitions    $    317,390   $     67,708
     Payable related to property capital costs          6,003          6,658
                                                 ------------   ------------
          Total Current Liabilities                   323,393         74,366
                                                 ------------   ------------

Partners' Capital                                   2,988,839      3,024,089
                                                 ------------   ------------
                                                 $  3,312,232   $  3,098,455
                                                 ============   ============













                See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                         THREE MONTHS ENDED     NINE MONTHS ENDED
                                           SEPTEMBER 30,          SEPTEMBER 30,
                                        -------------------   -------------------
                                          1996       1995       1996        1995
                                        --------   --------   --------   --------
REVENUES:
   Income from nonoperating interests   $150,548   $ 50,300   $415,634   $241,134
   Interest income                         7,917     11,025     24,757     46,696
                                        --------   --------   --------   --------
                                         158,465     61,325    440,391    287,830
                                        --------   --------   --------   --------

COSTS AND EXPENSES:
   Amortization                           44,579     31,795    142,108    107,211
   General and administrative             19,988     18,704     60,804     98,175
                                        --------   --------   --------   --------
                                          64,567     50,499    202,912    205,386
                                        --------   --------   --------   --------
NET INCOME (LOSS)                       $ 93,898   $ 10,826   $237,479   $ 82,444
                                        ========   ========   ========   ========



LIMITED PARTNERS' NET INCOME (LOSS)
   PER UNIT                             $    .03   $   --     $    .08   $    .03
                                        ========   ========   ========   ========






















                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                         ---------------------------
                                                                            1996              1995
                                                                         -----------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                        $   237,479    $    82,444
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                           142,108        107,211
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income
          receivable                                                        (113,946)       (48,515)
        (increase) decrease in other current assets                           (7,917)       (11,072)
        Increase (decrease) in accounts payable
          and accrued liabilities                                               --           70,660
                                                                         -----------    -----------
               Net cash provided by (used in) operating activities           257,724        200,728
                                                                         -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties            (77,941)    (2,349,398)
    Payable related to property capital costs                                   (655)          --
                                                                         -----------    -----------
               Net cash provided by (used in) investing activities           (78,596)    (2,349,398)
                                                                         -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                          (272,729)      (111,095)
                                                                         -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         (93,601)    (2,259,765)
                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             725,529      3,032,126
                                                                         -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $   631,928    $   772,361
                                                                         ===========    ===========
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                 $   317,390    $    43,505
                                                                         ===========    ===========











                See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-B, LTD.
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

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

(2)  ORGANIZATION AND TERMS OF PARTNERSHIP AGREEMENT -

                  Swift Energy Pension Partners 1994-B, Ltd., a Texas limited partnership (the Partnership), was formed on June 30, 1994, for the purpose of purchasing net profits interest, overriding royalty interests and royalty interests (collectively, "nonoperating interests") in producing oil and gas properties within the continental United States and Canada. Swift Energy Company ("Swift"), a Texas corporation, and VJM Corporation ("VJM"), a California corporation, serve as Managing General Partner and Special General Partner of the Partnership, respectively. The sole limited partner of the Partnership is Swift Depositary Company, which has assigned all of its beneficial (but not of record) rights and interest as limited partner to the investors in the Partnership ("Interest Holders"), in the form of Swift Depositary Interests ("SDIs").

                  The Managing General Partner has paid or will pay out of its own corporate funds (as a capital contribution to the Partnership) all selling commissions, offering expenses, printing, legal and accounting fees and other formation costs incurred in connection with the offering of SDIs and the formation of the Partnership, for which the Managing General Partner will receive an interest in continuing costs and revenues of the Partnership. The 323 Interest Holders made total capital contributions of $3,535,809.

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

     USE OF ESTIMATES --

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

     NONOPERATING INTERESTS IN OIL AND GAS PROPERTIES --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for nonoperating interests in oil and gas property costs. Under this method of accounting, all costs incurred in the acquisition of nonoperating interests in oil and gas properties are capitalized. The unamortized cost of nonoperating interests in oil and gas properties is limited to the "ceiling limitation" (calculated separately for the Partnership, limited partners and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from nonoperating interests in proved properties using current prices discounted at ten percent. Proceeds from the sale or disposition of nonoperating interests in oil and gas properties are treated as a reduction of the cost of the nonoperating interests with no gains or losses recognized except in significant transactions.

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

     USE OF ESTIMATES --

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

     NONOPERATING INTERESTS IN OIL AND GAS PROPERTIES --

                  For financial reporting purposes the Partnership follows the "full-cost" method of accounting for nonoperating interests in oil and gas property costs. Under this method of accounting, all costs incurred in the acquisition of nonoperating interests in oil and gas properties are capitalized. The unamortized cost of nonoperating interests in oil and gas properties is limited to the "ceiling limitation" (calculated separately for the Partnership, limited partners and general partners). The "ceiling limitation" is calculated on a quarterly basis and represents the estimated future net revenues from nonoperating interests in proved properties using current prices discounted at ten percent. Proceeds from the sale or disposition of nonoperating interests in oil and gas properties are treated as a reduction of the cost of the nonoperating interests with no gains or losses recognized except in significant transactions.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (UNAUDITED)


                  The Partnership computes the provision for amortization of oil and gas properties on the units-of-production method. Under this method, the provision is calculated by multiplying the total unamortized cost of oil and gas properties by an overall rate determined by dividing the physical units of oil and gas produced during the period by the total estimated proved oil and gas reserves at the beginning of the period.

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

(4)  RELATED-PARTY TRANSACTIONS -

                  The Partnership entered into a Net Profits and Overriding Royalty Interest Agreement ("NP/OR Agreement") with Swift Energy Operating Partners 1994-D, Ltd. (Operating Partnership), an affiliated partnership managed by Swift for the purpose of acquiring working interests in producing oil and gas properties. Under the terms of the NP/OR Agreement, the Operating Partnership will convey to the Partnership nonoperating interests in the aggregate net profits (i.e., oil and gas sales net of related operating costs) of the properties acquired equal to the Partnership's proportionate share of the property acquisition costs.

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

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS



GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located with the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial Interest Holder distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

LIQUIDITY AND CAPITAL RESOURCES

      The Partnership has expended approximately 76 percent of the Interest Holders' commitments available for property acquisitions by acquiring nonoperating interests in producing oil and gas properties.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1996 (current quarter) when compared to the quarter ended September 30, 1995 (corresponding quarter), and for the nine months ended September 30, 1996 (current period), when compared to the nine months ended September 30, 1995 (corresponding period).

Three Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 200 percent in the current quarter of 1996 when compared to the third quarter in 1995. Oil and gas sales increased $77,911 or 66 percent in the current quarter of 1996 when compared to the corresponding quarter in 1995, primarily due to increased gas and oil prices. An increase in gas prices of 44 percent or $.77/MCF and in oil prices of 54 percent or $6.94/BBL had a significant impact on partnership performance. Also, current quarter gas production increased 54 percent when compared to third quarter 1995 production volumes, further contributing to increased revenues.

      Associated amortization expense increased 40 percent or $12,784.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1996 and 1995

      Income from nonoperating interests increased 72 percent in the current period of 1996 when compared to the corresponding period in 1995. Oil and gas sales increased $181,894 or 50 percent in the first nine months of 1996 over the corresponding period in 1995. An increase in gas prices of 52 percent or $.93/MCF and in oil prices of 8 percent or $1.24/BBL were major contributing factors to the increased revenues for the period. Also, current period oil and gas production increased 12 percent and 4 percent, respectively, when compared to the corresponding period in 1995, further contributing to the increased revenues.

      Associated amortization expense increased 33 percent or $34,897.

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


                                               SWIFT ENERGY PENSION
                                               PARTNERS 1994-D, LTD.
                                               (Registrant)

                                           By: SWIFT ENERGY COMPANY
                                               Managing General Partner


Date:  November 6, 1996                    By: /s/ John R. Alden
     ----------------------------              --------------------------------
                                               John R. Alden
                                               Senior Vice President, Secretary
                                               and Principal Financial Officer

Date:  November 6, 1996                    By: /s/ Alton D. Heckaman, Jr.
     ----------------------------              --------------------------------
                                               Alton D. Heckaman, Jr.
                                               Vice President, Controller
                                               and Principal Accounting Officer

                              INDEX TO EXHIBITS



EXHIBIT
NUMBER                   DESCRIPTION
-------                  -----------
  27          -  Financial Data Schedule
