Form 10-Q
period 1997-06-30
SWIFT ENERGY PENSION PARTNERS 1994-D LTD
filed 1997-08-13
CIK 943479

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ___________________ to __________________

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                                PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1997 and December 31, 1996                                             3

            Statements of Operations

                - Three month and six month periods ended June 30, 1997 and 1996                  4

            Statements of Cash Flows

                - Six month periods ended June 30, 1997 and 1996                                  5

            Notes to Financial Statements                                                         6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                          8

PART II.    OTHER INFORMATION                                                                    10


SIGNATURES                                                                                       11

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1997                 1996
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      268,012       $      305,746
              Nonoperating interests income receivable                                         87,763              135,738
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       355,775              441,484
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,878,672            2,863,112
         Less-Accumulated amortization                                                       (910,327)            (348,916)
                                                                                       ---------------     ----------------
                                                                                            1,968,345            2,514,196
                                                                                       ---------------     ----------------
                                                                                       $    2,324,120       $    2,955,680
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                                   4,914                  630
                                                                                       ---------------     ----------------

         Partners' Capital                                                                  2,319,206            2,955,050
                                                                                       ---------------     ----------------
                                                                                       $    2,324,120       $    2,955,680
                                                                                       ===============     ================


                 See accompanying notes to financia statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                             June 30,
                                             ----------------------------------  ---------------------------------
                                                   1997              1996             1997               1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        76,729   $       152,937  $       198,021   $       265,086
   Interest income                                      3,421             8,345            6,857            16,840
                                              ---------------   ---------------  ---------------   ---------------
                                                       80,150           161,282          204,878           281,926
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        66,768            44,535          561,411            97,529
   General and administrative                          15,693            20,999           34,653            40,816
                                              ---------------   ---------------  ---------------   ---------------
                                                       82,461            65,534          596,064           138,345
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        (2,311)  $        95,748  $      (391,186)  $       143,581
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $            --   $           .03  $          (.13)  $           .05
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                               ----------------------------------------
                                                                                     1997                     1996
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (391,186)         $       143,581
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     561,411                   97,529
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 47,975                  (46,840)
        Increase (decrease) in other current assets                                         --                   (8,167)
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              218,200                  186,103
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                      (15,560)                 (76,028)
    Increase (decrease) in payable related to excess costs                               4,284                     (235)
                                                                               ---------------          ---------------
    Net cash provided by (used in) investing activities                                (11,276)                 (76,263)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (244,658)                (168,916)
                                                                                 --------------           --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (37,734)                 (59,076)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       305,746                  725,529
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      268,012          $       666,453
                                                                               ===============          ===============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                        $           --          $       317,390
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

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS


GENERAL

      The Partnership was formed for the purpose of investing in nonoperating interests in producing oil and gas properties located within the continental United States and Canada. In order to accomplish this, the Partnership goes through two distinct yet overlapping phases with respect to its liquidity and results of operations. When the Partnership was formed, it commenced its "acquisition" phase, with all funds placed in short-term investments until required for the acquisition of nonoperating interests. Therefore, the interest earned on these pre-acquisition investments becomes the primary cash flow source for initial partner distributions. As the Partnership acquires nonoperating interests in producing properties, net cash from ownership of nonoperating interests becomes available for distribution, along with the investment income. After all partnership funds have been expended on nonoperating interests in producing oil and gas properties, the Partnership enters its "operations" phase. During this phase, income from nonoperating interests in oil and gas sales generates substantially all revenues, and distributions to Interest Holders reflect those revenues less all associated partnership expenses. The Partnership may also derive proceeds from the sale of nonoperating interests in acquired oil and gas properties, when the sale of such interests is economically appropriate or preferable to continued operations.

LIQUIDITY AND CAPITAL RESOURCES

      The  Partnership  has  expended  approximately  91 percent of the Interest
Holder's   commitments   available  for  property   acquisitions   by  acquiring
nonoperating interests in producing oil and gas properties.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1997 (current quarter) when compared to the quarter ended June 30, 1996 (corresponding quarter), and for the six months ended June 30, 1997 (current period), when compared to the six months ended June 30, 1996 (corresponding period).

Three Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 50 percent in the second quarter of 1997 when compared to the same quarter in 1996. Oil and gas sales declined $76,765 or 39 percent in the second quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased oil and gas production. A decline of 40 percent in oil production and 25 percent in gas production had a significant impact on partnership performance. Also, current quarter gas prices declined 46 percent or $1.22/MCF when compared to second quarter 1996 gas prices, further contributing to the decreased revenues.

      Associated amortization expense decreased 31 percent or $13,798.

      The Partnership recorded an additional provision in amortization in the second quarter of 1997 for $36,031 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Six Months Ended June 30, 1997 and 1996

      Income from nonoperating interests decreased 25 percent in the current period when compared to the corresponding period in 1996. Oil and gas sales decreased $56,123 or 16 percent in the first six months of 1997 over the corresponding period in 1996. A decline of 37 percent in oil production and 7 percent in gas production were major contributing factors to the decreased revenues for the period. Increased oil prices of 12 percent or $1.97/MCF partially offset the production declines.

      Associated amortization expense declined 25 percent or $24,411.

      The Partnership recorded an additional provision in amortization in the first six months of 1997 for $488,293 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                            SWIFT ENERGY PENSION
                                            PARTNERS 1994-D, LTD.
                                            (Registrant)

                                 By:        SWIFT ENERGY COMPANY
                                            Managing General Partner

Date:     August 4, 1997         By:        /s/ John R. Alden
          --------------                    --------------------------------
                                            John R. Alden
                                            Senior Vice President, Secretary
                                            and Principal Financial Officer

Date:     August 4, 1997         By:        /s/ Alton D. Heckaman, Jr.
          --------------                    --------------------------------
                                            Alton D. Heckaman, Jr.
                                            Vice President, Controller
                                            and Principal Accounting Officer