Form 10-Q
period 1997-09-30
SWIFT ENERGY PENSION PARTNERS 1994-D LTD
filed 1997-11-13
CIK 943479

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                   PAGE
ITEM 1.    Financial Statements

      Balance Sheets

          - September 30, 1997 and December 31, 1996                                3

      Statements of Operations

          - Three month and nine month periods ended September 30, 1997 and 1996    4

      Statements of Cash Flows

          - Nine month periods ended September 30, 1997 and 1996                    5

      Notes to Financial Statements                                                 6

ITEM 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                  9

PART II.    OTHER INFORMATION                                                      11


SIGNATURES                                                                         12

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                                 BALANCE SHEETS


                                                                                        September 30,        December 31,
                                                                                            1997                 1996
                                                                                       --------------       --------------
                                                                                        (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      243,578       $      305,746
              Nonoperating interests income receivable                                         91,404              135,738
                                                                                       --------------       --------------
                   Total Current Assets                                                       334,982              441,484
                                                                                       --------------       --------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,883,958            2,863,112
         Less-Accumulated amortization                                                       (939,211)            (348,916)
                                                                                       --------------       --------------
                                                                                            1,944,747            2,514,196
                                                                                       --------------       --------------
                                                                                       $    2,279,729       $    2,955,680
                                                                                       ==============       ==============


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Payable related to excess costs                                          $        3,924       $          630
                                                                                       --------------       --------------

         Partners' Capital                                                                  2,275,805            2,955,050
                                                                                       --------------       --------------
                                                                                       $    2,279,729       $    2,955,680
                                                                                       ==============       ==============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                      Three Months Ended                 Nine Months Ended
                                                         September 30,                      September 30,
                                              ---------------------------------  ---------------------------------
                                                   1997              1996               1997              1996
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        79,975   $       150,548  $       277,996   $       415,634
   Interest income                                      3,111             7,917            9,968            24,757
                                              ---------------   ---------------  ---------------   ---------------
                                                       83,086           158,465          287,964           440,391
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                        28,884            44,579          590,295           142,108
   General and administrative                          12,746            19,988           47,399            60,804
                                              ---------------   ---------------  ---------------   ---------------
                                                       41,630            64,567          637,694           202,912
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $        41,456   $        93,898  $      (349,730)  $       237,479
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $           .01   $           .03  $          (.12)  $           .08
                                              ===============   ===============  ===============   ===============



                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                ---------------------------------------
                                                                                      1997                     1996
                                                                                --------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (Loss)                                                               $     (349,730)         $       237,479
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     590,295                  142,108
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 44,334                 (113,946)
        (increase) decrease in other current assets                                         --                   (7,917)
                                                                                --------------          ---------------
               Net cash provided by (used in) operating activities                     284,899                  257,724
                                                                                --------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperaring interests in oil and gas properties                      (20,846)                 (77,941)
    Increase (decrease) in payable related to excess costs                               3,294                     (655)
                                                                                --------------          ---------------
               Net cash provided by (used in) investing activities                     (17,552)                 (78,596)
                                                                                --------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (329,515)                (272,729)
                                                                                --------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                   (62,168)                 (93,601)
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       305,746                  725,529
                                                                                --------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $      243,578          $       631,928
                                                                                ==============          ===============
Supplemental disclosure of noncash investing and financing activities:
  Oil and gas properties acquired which were paid for
  in a subsequent period                                                        $           --          $       317,390
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

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      The  Partnership  has  expended  approximately  91 percent of the Interest
Holders'   commitments   available  for  property   acquisitions   by  acquiring
nonoperating interests in producing oil and gas properties.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended September 30, 1997 (current quarter) when compared to the quarter ended September 30, 1996 (corresponding quarter), and for the nine months ended September 30, 1997 (current period), when compared to the nine months ended September 30, 1996 (corresponding period).

Three Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 47 percent in the current quarter of 1997 when compared to the third quarter in 1996. Oil and gas sales declined $78,848 or 40 percent in the third quarter of 1997 when compared to the corresponding quarter in 1996, primarily due to decreased gas and oil production. A decline of 44 percent in gas production and 10 percent in oil production had a significant impact on partnership performance. Also, current quarter oil prices declined 14 percent or $2.72/BBL when compared to third quarter 1996 oil prices, further contributing to decreased revenues.

      Associated amortization expense decreased 35 percent or $15,695.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Nine Months Ended September 30, 1997 and 1996

      Income from nonoperating interests decreased 33 percent in the current period of 1997 when compared to the corresponding period in 1996. Oil and gas sales decreased $134,971 or 25 percent in the first nine months of 1997 over the corresponding period in 1996. A decline of 22 percent in gas production and 30 percent in oil production were major contributing factors to the decreased revenues for the period. Increased oil prices of 4 percent or $.68/BBL partially offset the production declines.

      Associated amortization expense declined 28 percent or $40,106.

      The Partnership recorded an additional provision in amortization in the first nine months of 1997 for $488,293 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value originally paid for oil and gas properties. The additional provision results from the Managing General Partner's determination that the fair market value paid for properties may or may not coincide with reserve valuations determined according to guidelines of the Securities and Exchange Commission.

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


                                       SWIFT ENERGY PENSION
                                       PARTNERS 1994-D, LTD.
                                       (Registrant)

                            By:        SWIFT ENERGY COMPANY
                                       Managing General Partner


Date:  November 4, 1997     By:        /s/ John R. Alden
       ----------------                ----------------------------------------
                                       John R. Alden
                                       Senior Vice President, Secretary
                                       and Principal Financial Officer

Date:  November 4, 1997     By:        /s/ Alton D. Heckaman, Jr.
       ----------------                ----------------------------------------
                                       Alton D. Heckaman, Jr.
                                       Vice President, Controller
                                       and Principal Accounting Officer