Form 10-Q
period 1998-03-31
SWIFT ENERGY PENSION PARTNERS 1994-D LTD
filed 1998-05-15
CIK 943479

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1998 and December 31, 1997                  3

            Statements of Operations

                - Three month periods ended March 31, 1998 and 1997     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1998 and 1997     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                9

PART II.    OTHER INFORMATION                                          11


SIGNATURES                                                             12

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $      210,570       $      246,635
              Nonoperating interests income receivable                                         56,406               73,402
                                                                                       ---------------     ----------------
                   Total Current Assets                                                       266,976              320,037
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        2,895,197            2,886,766
         Less-Accumulated amortization                                                     (1,015,585)            (969,737)
                                                                                       ---------------     ----------------
                                                                                            1,879,612            1,917,029
                                                                                       ---------------     ----------------
                                                                                       $    2,146,588       $    2,237,066
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $        3,742       $        4,305
                                                                                       ---------------     ----------------

         Interest Holders' Capital (3,032,126 Interest Holders's SDIs;
                                    $1.00 per SDI)                                          2,118,115            2,204,082
         General Partners' Capital                                                             24,731               28,679
                                                                                       ---------------     ----------------
                   Total Partners' Capital                                                  2,142,846            2,232,761
                                                                                       ---------------     ----------------
                                                                                       $    2,146,588       $    2,237,066
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1998              1997
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        55,352   $       121,292
             Interest income                                                               2,633             3,436
                                                                                 ---------------   ---------------
                                                                                          57,985           124,728
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization -
                Normal provision                                                          26,511            42,381
                Additional provision                                                      19,337           452,262
             General and administrative                                                   11,848            18,960
                                                                                 ---------------   ---------------
                                                                                          57,696           513,603
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $           289   $      (388,875)
                                                                                 ===============   ===============


         Limited Partners' net income (loss)
             per unit

         March 31, 1998                       $            --
                                              ===============
         March 31, 1997                       $          (.13)
                                              ===============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                  -------------------------------------
                                                                                      1998                     1997
                                                                                  --------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $            289        $      (388,875)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        45,848                494,643
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   16,996                 17,890
        Increase (decrease) in accounts payable                                             (563)                 5,199
                                                                                  --------------         --------------
                 Net cash provided by (used in) operating activities                      62,570                128,857
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests
           in oil and gas properties                                                      (8,431)               (11,042)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash distributions to partners                                                   (90,204)              (123,705)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     (36,065)                (5,890)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                         246,635                305,746
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $        210,570        $       299,856
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1997 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

         Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $62,570 and $128,857 for the three months ended March 31, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from the properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partner's net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $90,204 and $123,705 for the three months ended March 31, 1998 and 1997, respectively.

         The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

         Income from nonoperating interests decreased 54 percent in the first quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $87,311 or 50 percent in the first quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased gas and oil prices. A decline in gas prices of 49 percent or $1.68/MCF and in oil prices of 45 percent or $9.59/BBL had a significant impact on partnership performance. Also, current quarter gas production declined 41 percent when compared to first quarter 1997 production volumes, further contributing to decreased revenues. The decrease in production was due to the accelerated decline of the Creole North field in Cameron Parish, Louisiana (Parker and Parsley acquisition).

         Total amortization expense for the first quarter of 1998 decreased 91 percent or $448,795 when compared to the first quarter of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 37 percent or $15,870 in the first quarter of 1998 when compared to the first quarter of 1997, relating to the decrease in gas production volumes.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


         The Partnership recorded an additional provision in amortization for the first quarter in 1998 and 1997 of $19,337 and $452,262, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties, resulting in a full cost ceiling impairment. Using prices in effect at March 31, 1997, the Partnership would have recorded an additional provision at March 31, 1997 in the amount of $738,947.

         During 1998, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


Date:     May 5, 1998             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1998             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer