Form 10-Q
period 1998-06-30
SWIFT ENERGY PENSION PARTNERS 1994-D LTD
filed 1998-08-14
CIK 943479

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


    [ X ]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998

                                       OR

    [   ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                              THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _______________ to ______________

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

                                 Yes  X    No
                                     ---

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.

                                      INDEX



PART I.    FINANCIAL INFORMATION                                                     PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - June 30, 1998 and December 31, 1997                                  3

            Statements of Operations

                - Three month and six month periods ended June 30, 1998 and 1997       4

            Statements of Cash Flows

                - Six month periods ended June 30, 1998 and 1997                       5

            Notes to Financial Statements                                              6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                               8

PART II.    OTHER INFORMATION                                                         10


SIGNATURES                                                                            11

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                                 BALANCE SHEETS



                                                                                          June 30,           December 31,
                                                                                            1998                 1997
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $       55,510       $      246,635
              Nonoperating interests income receivable                                         31,592               73,402
                                                                                       ---------------     ----------------
                  Total Current Assets                                                         87,102              320,037
                                                                                       ---------------     ----------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,092,470            2,886,766
         Less-Accumulated amortization                                                     (1,376,537)            (969,737)
                                                                                       ---------------     ----------------
                                                                                            1,715,933            1,917,029
                                                                                       ---------------     ----------------
                                                                                       $    1,803,035       $    2,237,066
                                                                                       ===============     ================


         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $       72,161       $        4,305
                                                                                       ---------------     ----------------

         Interest Holders' Capital (3,032,126 Interest Holders' SDIs;
                                   $1.00 per SDI)                                           1,708,647            2,204,082
         General Partners' Capital                                                             22,227               28,679
                                                                                       ---------------     ----------------
                  Total Partners' Capital                                                   1,730,874            2,232,761
                                                                                       ---------------     ----------------
                                                                                       $    1,803,035       $    2,237,066
                                                                                       ===============     ================


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                              ---------------------------------  ---------------------------------
                                                   1998              1997             1998              1997
                                              ---------------   ---------------  ---------------   ---------------
REVENUES:
   Income from nonoperating interests         $        34,659   $        76,729  $        90,011   $       198,021
   Interest income                                      2,042             3,421            4,675             6,857
                                              ---------------   ---------------  ---------------   ---------------
                                                       36,701            80,150           94,686           204,878
                                              ---------------   ---------------  ---------------   ---------------

COSTS AND EXPENSES:
   Amortization                                       360,952            66,768          406,800           561,411
   General and administrative                          13,864            15,693           25,713            34,653
                                              ---------------   ---------------  ---------------   ---------------
                                                      374,816            82,461          432,513           596,064
                                              ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                             $      (338,115)  $        (2,311) $      (337,827)  $      (391,186)
                                              ===============   ===============  ===============   ===============



Limited Partners' net income (loss)
   per unit                                   $          (.11)  $            --  $          (.11)  $          (.13)
                                              ===============   ===============  ===============   ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                               ----------------------------------------
                                                                                    1998                     1997
                                                                               ---------------          ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $     (337,827)         $      (391,186)
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                     406,800                  561,411
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                 41,810                   47,975
Increase (decrease) in accounts payable                                                 67,856                    4,284
                                                                               ---------------          ---------------
      Net cash provided by (used in) operating activities                              178,639                  222,484
                                                                               ---------------          ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to nonoperating interests in oil and gas properties                     (205,704)                 (15,560)
                                                                               ---------------          ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash distributions to partners                                                    (164,060)                (244,658)
                                                                               ---------------          ---------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (191,125)                 (37,734)
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                       246,635                  305,746
                                                                               ---------------          ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $       55,510          $       268,012
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

     Nonoperating Interests in Oil and Gas Properties --

                  The Partnership accounts for its ownership interest in oil and gas properties using the proportionate consolidation method, whereby the Partnership's share of assets, liabilities, revenues and expenses is included in the appropriate classification in the financial statement.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $178,639 and $222,484 for the six months ended June 30, 1998 and 1997, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $164,060 and $244,658 for the six months ended June 30, 1998 and 1997, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      The following analysis explains changes in the revenue and expense categories for the quarter ended June 30, 1998 (current quarter) when compared to the quarter ended June 30, 1997 (corresponding quarter), and for the six months ended June 30, 1998 (current period), when compared to the six months ended June 30, 1997 (corresponding period).

Three Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 55 percent in the second quarter of 1998 when compared to the same quarter in 1997. Oil and gas sales declined $37,818 or 32 percent in the second quarter of 1998 when compared to the corresponding quarter in 1997, primarily due to decreased oil prices. Current quarter oil prices declined 36 percent or $5.65/BBL. The decrease in oil prices had a significant impact on partnership performance. Also, gas production decreased 18 percent and oil production declined 15 percent, further contributing to decreased revenues. Declines in revenues were partially offset by an increase in gas prices of 57 percent or $.81/MCF when compared to second quarter 1997 prices.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      Total amortization expense for the second quarter of 1998 increased 441 percent or $294,184 when compared to the second quarter of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 11 percent or $3,485 in the second quarter of 1998 when compared to the second quarter of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the second quarter in 1998 and 1997 of $333,700 and $36,031, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

Six Months Ended June 30, 1998 and 1997

      Income from nonoperating interests decreased 55 percent in the first six months of 1998 when compared to the same period in 1997. Oil and gas sales declined $125,129 or 42 percent in the first six months of 1998 when compared to the corresponding period in 1997, primarily due to decreased oil and gas prices. A decline in oil prices of 40 percent or $7.30/BBL and in gas prices of 24 percent or $.63/MCF, had a significant impact on partnership performance. Also, current period gas and oil production declined 32 percent and 4 percent, respectively, when compared to the same period in 1997, further contributing to decreased revenues. The decrease in production was due to the accelerated decline of the Creole North field in Cameron Parish, Louisiana (Parker and Parker Acquisition).

      Total amortization expense for the first six months of 1998 decreased 28 percent or $154,611 when compared to the first six months of 1997. Two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 26 percent or $19,355 in the first six months of 1998 when compared to the first six months of 1997, relating to the decrease in production volumes.

      The Partnership recorded an additional provision in amortization for the first six months in 1998 and 1997 of $353,037 and $488,293, respectively, when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

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

Date:     August 4, 1998       By:        /s/ John R. Alden
          --------------                  ---------------------------------
                                          John R. Alden
                                          Senior Vice President, Secretary
                                          and Principal Financial Officer

Date:     August 4, 1998       By:        /s/ Alton D. Heckaman, Jr.
          --------------                  ---------------------------------
                                          Alton D. Heckaman, Jr.
                                          Vice President, Controller
                                          and Principal Accounting Officer