Form 10-Q
period 1999-03-31
SWIFT ENERGY PENSION PARTNERS 1994-D LTD
filed 1999-05-11
CIK 943479

                                    FORM 10-Q



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


            [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

                                      INDEX



PART I.    FINANCIAL INFORMATION                                      PAGE
      ITEM 1.    Financial Statements

            Balance Sheets

                - March 31, 1999 and December 31, 1998                  3

            Statements of Operations

                - Three month periods ended March 31, 1999 and 1998     4

            Statements of Cash Flows

                - Three month periods ended March 31, 1999 and 1998     5

            Notes to Financial Statements                               6

      ITEM 2.    Management's Discussion and Analysis of Financial
                     Condition and Results of Operations               10

PART II.    OTHER INFORMATION                                          12


SIGNATURES                                                             13

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                                 BALANCE SHEETS



                                                                                          March 31,          December 31,
                                                                                            1999                 1998
                                                                                       ---------------     ----------------
                                                                                         (Unaudited)
         ASSETS:

         Current Assets:
              Cash and cash equivalents                                                $        1,266       $        1,260
              Nonoperating interests income receivable                                         31,836               47,825
                                                                                       ---------------      ---------------
                  Total Current Assets                                                         33,102               49,085
                                                                                       ---------------      ---------------
         Nonoperating interests in oil and gas
              properties, using full cost accounting                                        3,172,319            3,166,451
         Less-Accumulated amortization                                                     (2,315,255)          (2,301,308)
                                                                                       ---------------      ---------------
                                                                                              857,064              865,143
                                                                                       ---------------      ---------------
                                                                                       $      890,166       $      914,228
                                                                                       ===============      ===============

         LIABILITIES AND PARTNERS' CAPITAL:

         Current Liabilities:
              Accounts Payable                                                         $      129,972       $      142,978
                                                                                       ---------------      ---------------

         Interest Holders' Capital (3,032,126 Interest Holders' SDIs;
                                   $1.00 per SDI)                                             733,528              747,416
         General Partners' Capital                                                             26,666               23,834
                                                                                       ---------------      ---------------
                  Total Partners' Capital                                                     760,194              771,250
                                                                                       ---------------      ---------------
                                                                                       $      890,166       $      914,228
                                                                                       ===============      ===============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                 ---------------------------------
                                                                                       1999              1998
                                                                                 ---------------   ---------------
         REVENUES:
             Income from nonoperating interests                                  $        33,253   $        55,352
             Interest income                                                                   5             2,633
                                                                                 ---------------   ---------------
                                                                                          33,258            57,985
                                                                                 ---------------   ---------------
         COSTS AND EXPENSES:
             Amortization -
                Normal provision                                                          13,947            26,511
                Additional provision                                                          --            19,337
             General and administrative                                                   15,167            11,848
                                                                                 ---------------   ---------------
                                                                                          29,114            57,696
                                                                                 ---------------   ---------------
         NET INCOME (LOSS)                                                       $         4,144   $           289
                                                                                 ===============   ===============

         Limited Partners' net income (loss)
             per SDI

         March 31, 1999                       $            --
                                                 ============
         March 31, 1998                       $            --
                                                 ============


                 See accompanying note to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                  -------------------------------------
                                                                                      1999                     1998
                                                                                  --------------        ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Income (loss)                                                               $          4,144        $           289
    Adjustments to reconcile income (loss) to
      net cash provided by operations:
      Amortization                                                                        13,947                 45,848
      Change in assets and liabilities:
        (Increase) decrease in nonoperating interests income receivable                   15,989                 16,996
        Increase (decrease) in accounts payable                                          (13,006)                  (563)
                                                                                  --------------         --------------
                 Net cash provided by (used in) operating activities                      21,074                 62,570
                                                                                  --------------         --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
        Additions to nonoperating interests in oil and gas properties                     (6,417)                (8,431)
        Proceeds from sales of nonoperating interests in oil and gas properties              549                     --
                                                                                  --------------         --------------
                 Net cash provided by (used in) investing activities                      (5,868)                (8,431)
                                                                                  --------------         --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
        Cash distributions to partners                                                   (15,200)               (90,204)
                                                                                  --------------         --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           6                (36,065)
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                           1,260                246,635
                                                                                  --------------         --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $          1,266        $       210,570
                                                                                  ==============         ==============


                 See accompanying notes to financial statements.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

(1)  General Information -

                  The financial statements included herein have been prepared by the Partnership and are unaudited except for the balance sheet at December 31, 1998 which has been taken from the audited financial statements at that date. The financial statements reflect adjustments, all of which were of a normal recurring nature, which are, in the opinion of the managing general partner necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Partnership believes adequate disclosure is provided by the information presented. The financial statements should be read in conjunction with the audited financial statements and the notes included in the latest Form 10-K.

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

LIQUIDITY AND CAPITAL RESOURCES

      Oil and gas reserves are depleting assets and therefore often experience significant production declines each year from the date of acquisition through the end of the life of the property. The primary source of liquidity to the Partnership comes almost entirely from the income generated from the sale of oil and gas produced from ownership interests in oil and gas properties. Net cash provided by operating activities totaled $21,074 and $62,570 for the three months ended March 31, 1999 and 1998, respectively. This source of liquidity and the related results of operations, and in turn cash distributions, will decline in future periods as the oil and gas produced from these properties also declines while production and general and administrative costs remain relatively stable making it unlikely that the Partnership will hold the properties until they are fully depleted, but will likely liquidate when a substantial majority of the reserves have been produced. The Partnership has expended all of the partners' net commitments available for property acquisitions and development by acquiring producing oil and gas properties. The partnership invests primarily in proved producing properties with nominal levels of future costs of development for proven but undeveloped reserves. Significant purchases of additional reserves or extensive drilling activity are not anticipated. Cash distributions totaled $15,200 and $90,204 for the three months ended March 31, 1999 and 1998, respectively.

      The Partnership does not allow for additional assessments from the partners or Interest Holders to fund capital requirements. However, funds are available from partnership revenues or proceeds from the sale of partnership property. The Managing General Partner believes that the funds currently available to the Partnership will be adequate to meet any anticipated capital requirements.

RESULTS OF OPERATIONS

      Income from nonoperating interests decreased 40 percent in the first quarter of 1999 when compared to the same quarter in 1998. Oil and gas sales declined $23,295 or 26 percent in the first quarter of 1999 when compared to the corresponding quarter in 1998, due to normal production decline from the partnership's wells and lower gas and oil prices. Current quarter gas and oil production declined 10 percent and 22 percent, respectively, when compared to first quarter 1998 production volumes. Gas prices declined 6 percent or $.11 to an average $1.66/MCF while oil prices declined 10 percent or $1.12/BBL to an average $10.59/BBL for the quarter.

      Corresponding production costs per equivalent MCF remained flat in the first quarter of 1999 compared to the first quarter of 1998 as total production costs decreased 11 percent.

      Total amortization expense for the first quarter of 1999 decreased 70 percent or $31,901 when compared to the first quarter of 1998. In 1998, two components, the normal provision, calculated on the units of production method, and the additional provision, relating to the ceiling limitation, make up total amortization expense. Normal amortization expense decreased 47 percent or $12,564 in the first quarter of 1999 when compared to the first quarter of 1998, relating to the decrease in production volumes.

                   SWIFT ENERGY PENSION PARTNERS 1994-D, LTD.
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


      The Partnership recorded an additional provision in amortization for the first quarter in 1998 of $19,337 when the present value, discounted at ten percent, of estimated future net revenues from oil and gas properties, using the guidelines of the Securities and Exchange Commission, was below the fair market value for oil and gas properties resulting in a full cost ceiling impairment.

      During 1999, partnership revenues and costs will be shared between the Interest Holders and general partners in an 85:15 ratio.

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


Date:     May 5, 1999             By:        /s/ John R. Alden
          -----------                        ----------------------------------
                                             John R. Alden
                                             Senior Vice President, Secretary
                                             and Principal Financial Officer

Date:     May 5, 1999             By:        /s/ Alton D. Heckaman, Jr.
          -----------                        ----------------------------------
                                             Alton D. Heckaman, Jr.
                                             Vice President, Controller
                                             and Principal Accounting Officer